Form 10-K
MORGAN STANLEY BANK OF AMERICA MERRILL LYNCH TRUST 2013-C8
filed 2014-03-28
CIK 1567572

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-177707-01

      Morgan Stanley Bank of America Merrill Lynch Trust 2013-C8
      (exact name of issuing entity as specified in its charter)

      Banc of America Merrill Lynch Commercial Mortgage Inc.
      (exact name of the depositor as specified in its charter)

      Bank of America, National Association
      Morgan Stanley Mortgage Capital Holdings LLC
      (exact name of the sponsors as specified in their charters)



  New York                                38-3900538
  (State or other jurisdiction of         38-3900539
  incorporation or organization)          38-3900540
                                          38-7086332
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Registrant's telephone number, including area code: (646) 855-3953




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    Not applicable.



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Not applicable.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.



  EXPLANATORY NOTE

  The Boston Park Plaza Mortgage Loan, which constituted approximately 8.3% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Boston Park Plaza Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Boston Park Plaza Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as
  Exhibit 4.1 to this Annual Report on Form 10-K.

  The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Chrysler East Building Mortgage Loan, which constituted approximately 8.8% of the asset pool of the issuing entity as of its cut-off date. The Chrysler East
  Building Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Chrysler East Building Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the MSBAM 2013-C7 Mortgage Trust transaction, Commission File Number 333-180779-02 (the "MSBAM 2013-C7 Transaction"). This loan combination, including the Chrysler East Building Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2013-C7 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.

  The portion of the Chrysler East Building Mortgage Loan included in the issuing entity and serviced pursuant to the pooling and servicing agreement with respect to the MSBAM 2013-C7 Transaction constitutes more than 5%, but less than 10% of the pool assets of the issuing entity as of its cut-off date. Therefore, the registrant included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria and an accountants' attestation report pursuant to Item 1122 of Regulation AB for Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer and as a special servicer for the Chrysler East Building Mortgage Loan, because Midland Loan Services, a Division of PNC Bank,
  National Association, as primary servicer and as special servicer for the Chrysler East Building Mortgage Loan is servicing more than 5% of the pool assets as of its cut-off date. However, the registrant is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer or as special servicer for the Chrysler East Building Mortgage Loan because Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer and as special servicer for the Chrysler East Building Mortgage Loan is an unaffiliated servicer servicing less than 10% of pool assets.

  U.S. Bank National Association acts as Trustee of the issuing entity.
  Pursuant to the Pooling and Servicing Agreement, the Trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Items 1122(d)(1)(iv) (regarding a fidelity bond and errors and omissions policy covering each servicing function participant throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements) and 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements).However, the Trustee is not required to deliver such assessment of compliance with applicable servicing criteria with respect to any reporting period during which it was not required to make any advance under the Pooling and Servicing Agreement, as was the case during the reporting period covered by this Annual Report on Form 10-K. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the Trustee. The assessment of compliance with applicable servicing criteria of the Master Servicer covers Items 1122(d)(1)(iv) and 1122(d)(2)(iii) of Regulation AB.

  This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants' attestation reports from CoreLogic Commercial Real Estate Services Inc. and National Tax Search, LLC. These entities were engaged by the master servicer to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore under the principles-based definition of "servicer" set forth in Item 1101(j), these vendors are "servicers" for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Not Applicable.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Crossings Premium Outlets loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The net operating income was $16,749,921 for the twelve-month period ended December 31, 2013.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under
Item 1115 of Regulation AB.



Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this item has been previously provided in a prospectus supplement of the registrant relating to the issuing entity filed on February 15, 2013 pursuant to Rule 424(b)(5).



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance are attached as Exhibits 33 and 34 to this Annual Report on Form 10-K. Attached as Schedule X to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Chrysler East Building Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2013-C7 Transaction, are attached hereto as Exhibits 33.3, 33.4, 33.10, 33.12, 33.13, 34.3, 34.4, 34.10, 34.12 and 34.13. Attached as Schedule X
to the pooling and servicing agreement for the MSBAM 2013-C7 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSBAM 2013-C7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in Item 1122(d)(2)(vii) of Regulation AB. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied (sic) in transaction agreements.

Noncompliance
During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation
Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto as exhibits to this Annual Report on Form 10-K.

The statement of compliance for U.S. Bank National Association, as Trustee and Certificate Administrator for the Chrysler East Building Mortgage Loan, disclosed the following exception with respect to the fulfillment of its obligations under the pooling and servicing agreement for the MSBAM 2013-C7
Transaction:

Pursuant to the Pooling and Servicing Agreement, the first Distribution Date occurred on February 15,2013. The corresponding Form 10-D was required to be filed with the Securities and Exchange Commission (the "SEC") no later than March 4, 2013. The Certificate Administrator made a test filing of the required Form 10-D but, due to an administrative error, did not make an official filing of the Form 10-D on EDGAR.

The Certificate Administrator filed the Form 10-D for the February 15,2013 Distribution Date with the SEC on March 14, 2014.

(Although the Chrysler East Building Mortgage Loan represents less than 10% of the pool assets, the depositor has included such statement of compliance as
Exhibit 35.3.)

                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.


  Exhibit 4.1 Pooling and Servicing Agreement, dated as of February 1, 2013, among the Banc of America Merrill Lynch Commercial Mortgage Inc., as
              depositor, Wells Fargo Bank, National Association, as master servicer, NS
              Servicing II, LLC, as special servicer, U.S. Bank National Association, as trustee, Wells Fargo Bank, National Association, as certificate administrator, certificate registrar and authenticating agent, Wells Fargo
              Bank, National Association, as custodian, and Situs Holdings, LLC, as trust advisor, of the Morgan Stanley Bank of America Merrill Lynch Trust 2013-C8,
              relating to the Commercial Mortgage Pass Through Certificates, Series 2013-C8
              (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on February 21, 2013 and incorporated by reference herein).

  Exhibit 4.2 Pooling and Servicing Agreement, dated as of January 1, 2013, among Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a
              Division of PNC Bank, National Association, as master servicer and special servicer, U.S. Bank National Association, as trustee, certificate administrator, certificate registrar and authenticating agent, Wells Fargo
              Bank, National Association, as custodian, and Situs Holdings, LLC, as trust advisor, relating to the Morgan Stanley Bank of America Merrill Lynch Trust
              2013 C7 Commercial Mortgage Pass Through Certificates, Series 2013-C7 (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed on
              March 12, 2014 and incorporated by reference herein).

  Exhibit 33  Reports on assessment of compliance with servicing criteria for asset-backed securities.

              33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Boston
                   Park Plaza Mortgage Loan (see Exhibit 33.2)
              33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
              33.3 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                   Chrysler East Building Mortgage Loan (see Exhibit 33.4)
              33.4 Midland Loan Services, A Division of PNC Bank, National Association, as Primary Servicer for the
                   Chrysler East Building Mortgage Loan
              33.5 National Tax Search, LLC, as Servicing Function Participant for the Boston Park Plaza
                   Mortgage Loan (see Exhibit 33.6)
              33.6 National Tax Search, LLC, as Servicing Function Participant
              33.7 NS Servicing II, LLC, as Special Servicer
              33.8 NS Servicing II, LLC, as Special Servicer for the Boston Park Plaza Mortgage Loan (see Exhibit 33.7)
              33.9 Situs Holdings LLC, as Trust Advisor for the Boston Park Plaza Mortgage Loan (see Exhibit 33.11)
              33.10 Situs Holdings, LLC, as Trust Advisor for the Chrysler East Building Mortgage Loan (see Exhibit 33.11)
              33.11 Situs Holdings, LLC, as Trust Advisor
              33.12 U.S. Bank National Association, as Trustee and Certificate Administrator for the Chrysler East
                    Building Mortgage Loan
              33.13 Well Fargo Bank, National Association, as Custodian for the Chrysler East Building
                    Mortgage Loan (see Exhibit 33.16)
              33.14 Wells Fargo Bank, National Association, as Master Servicer
              33.15 Wells Fargo Bank, National Association, as Certificate Administrator
              33.16 Wells Fargo Bank, National Association, as Custodian
              33.17 Wells Fargo Bank, National Association, as Certificate Administrator for the Boston Park Plaza Mortgage Loan
                   (see Exhibit 33.15)
              33.18 Wells Fargo Bank, National Association, as Custodian for the Boston Park Plaza Mortgage Loan (see Exhibit 33.16)
              33.19 Wells Fargo Bank, National Association, as Master Servicer for the Boston Park Plaza Mortgage Loan
                   (see Exhibit 33.14)

  Exhibit 34  Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

              34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
                   for the Boston Park Plaza Mortgage Loan (see Exhibit 34.2)
              34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
              34.3 Midland Loan Services, A Division of PNC Bank, National Association, as Special
                   Servicer for the Chrysler East Building Mortgage Loan (see Exhibit 34.4)
              34.4 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
                   Servicer for the Chrysler East Building Mortgage Loan
              34.5 National Tax Search, LLC, as Servicing Function Participant for the Boston Park Plaza Mortgage Loan
                  (see Exhibit 34.6)
              34.6 National Tax Search, LLC as Servicing Function Participant
              34.7 NS Servicing II, LLC as Special Servicer
              34.8 NS Servicing II, LLC, as Special Servicer for the Boston Park Plaza Mortgage Loan (see Exhibit 34.7)
              34.9 Situs Holdings LLC, as Trust Advisor for the Boston Park Plaza Mortgage Loan (see Exhibit 34.11)
              34.10 Situs Holdings, LLC, as Trust Advisor for the Chrysler East Building Mortgage Loan (see Exhibit 34.11)
              34.11 Situs Holdings, LLC, as Trust Advisor
              34.12 U.S. Bank National Association, as Trustee and Certificate Administrator for the
                    Chrysler East Building Mortgage Loan
              34.13 Well Fargo Bank, National Association, as Custodian for the Chrysler East Building Mortgage Loan
                   (see Exhibit 34.16)
              34.14 Wells Fargo Bank, National Association, as Master Servicer
              34.15 Wells Fargo Bank, National Association, as Certificate Administrator
              34.16 Wells Fargo Bank, National Association, as Custodian
              34.17 Wells Fargo Bank, National Association, as Certificate Administrator for the Boston Park Plaza Mortgage Loan
                   (see Exhibit 34.15)
              34.18 Wells Fargo Bank, National Association, as Custodian for the Boston Park Plaza Mortgage Loan (see Exhibit 34.16)
              34.19 Wells Fargo Bank, National Association, as Master Servicer for the Boston Park Plaza Mortgage Loan
                   (see Exhibit 34.14)

  Exhibit 35 Servicer Compliance Statements.

              35.1 NS Servicing II, LLC as Special Servicer
              35.2 NS Servicing II, LLC, as Special Servicer for the Boston Park Plaza Mortgage Loan (see Exhibit 35.1)
              35.3 U.S. Bank National Association, as Trustee and Certificate Administrator for the
                   Chrysler East Building Mortgage Loan
              35.4 Wells Fargo Bank, National Association, as Master Servicer
              35.5 Wells Fargo Bank, National Association, as Certificate Administrator
              35.6 Wells Fargo Bank, National Association, as Certificate Administrator for the Boston Park Plaza Mortgage Loan
                  (see Exhibit 35.5)
              35.7 Wells Fargo Bank, National Association, as Master Servicer for the Boston Park Plaza Mortgage Loan
                  (see Exhibit 35.4)

  Exhibit 99.1 Mortgage Loan Purchase Agreement, dated as of February 5, 2013, between Bank of America, National Association, as seller, and Banc of
               America Merrill Lynch Commercial Mortgage Inc., as purchaser (filed as
               Exhibit 99.1 to the registrant's Current Report on Form 8-K, filed on
               February 15, 2013 and incorporated by reference herein).

  Exhibit 99.2 Mortgage Loan Purchase Agreement, dated as of February 5, 2013, between Morgan Stanley Mortgage Capital Holdings LLC, as seller, and Banc of America Merrill Lynch Commercial Mortgage Inc., as purchaser (filed as
               Exhibit 99.2 to the registrant's Current Report on Form 8-K, filed on
               February 15, 2013 and incorporated by reference herein).

  (b) The Exhibits required to be filed by the registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

  (c) Not applicable.


                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Banc of America Merrill Lynch Commercial Mortgage Inc.
   (Depositor)


   /s/ Leland F. Bunch
   Leland F. Bunch, Senior Vice President
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index

  Exhibit No.



  Exhibit 33  Reports on assessment of compliance with servicing criteria for asset-backed securities.

              33.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant for the Boston
                   Park Plaza Mortgage Loan (see Exhibit 33.2)
              33.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
              33.3 Midland Loan Services, A Division of PNC Bank, National Association, as Special Servicer for the
                   Chrysler East Building Mortgage Loan (see Exhibit 33.4)
              33.4 Midland Loan Services, A Division of PNC Bank, National Association, as Primary Servicer for the
                   Chrysler East Building Mortgage Loan
              33.5 National Tax Search, LLC, as Servicing Function Participant for the Boston Park Plaza
                   Mortgage Loan (see Exhibit 33.6)
              33.6 National Tax Search, LLC, as Servicing Function Participant
              33.7 NS Servicing II, LLC, as Special Servicer
              33.8 NS Servicing II, LLC, as Special Servicer for the Boston Park Plaza Mortgage Loan (see Exhibit 33.7)
              33.9 Situs Holdings LLC, as Trust Advisor for the Boston Park Plaza Mortgage Loan (see Exhibit 33.11)
              33.10 Situs Holdings, LLC, as Trust Advisor for the Chrysler East Building Mortgage Loan (see Exhibit 33.11)
              33.11 Situs Holdings, LLC, as Trust Advisor
              33.12 U.S. Bank National Association, as Trustee and Certificate Administrator for the Chrysler East
                    Building Mortgage Loan
              33.13 Well Fargo Bank, National Association, as Custodian for the Chrysler East Building
                    Mortgage Loan (see Exhibit 33.16)
              33.14 Wells Fargo Bank, National Association, as Master Servicer
              33.15 Wells Fargo Bank, National Association, as Certificate Administrator
              33.16 Wells Fargo Bank, National Association, as Custodian
              33.17 Wells Fargo Bank, National Association, as Certificate Administrator for the Boston Park Plaza Mortgage Loan
                   (see Exhibit 33.15)
              33.18 Wells Fargo Bank, National Association, as Custodian for the Boston Park Plaza Mortgage Loan (see Exhibit 33.16)
              33.19 Wells Fargo Bank, National Association, as Master Servicer for the Boston Park Plaza Mortgage Loan
                   (see Exhibit 33.14)

  Exhibit 34  Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

              34.1 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
                   for the Boston Park Plaza Mortgage Loan (see Exhibit 34.2)
              34.2 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
              34.3 Midland Loan Services, A Division of PNC Bank, National Association, as Special
                   Servicer for the Chrysler East Building Mortgage Loan (see Exhibit 34.4)
              34.4 Midland Loan Services, A Division of PNC Bank, National Association, as Primary
                   Servicer for the Chrysler East Building Mortgage Loan
              34.5 National Tax Search, LLC, as Servicing Function Participant for the Boston Park Plaza Mortgage Loan
                  (see Exhibit 34.6)
              34.6 National Tax Search, LLC as Servicing Function Participant
              34.7 NS Servicing II, LLC as Special Servicer
              34.8 NS Servicing II, LLC, as Special Servicer for the Boston Park Plaza Mortgage Loan (see Exhibit 34.7)
              34.9 Situs Holdings LLC, as Trust Advisor for the Boston Park Plaza Mortgage Loan (see Exhibit 34.11)
              34.10 Situs Holdings, LLC, as Trust Advisor for the Chrysler East Building Mortgage Loan (see Exhibit 34.11)
              34.11 Situs Holdings, LLC, as Trust Advisor
              34.12 U.S. Bank National Association, as Trustee and Certificate Administrator for the
                    Chrysler East Building Mortgage Loan
              34.13 Well Fargo Bank, National Association, as Custodian for the Chrysler East Building Mortgage Loan
                   (see Exhibit 34.16)
              34.14 Wells Fargo Bank, National Association, as Master Servicer
              34.15 Wells Fargo Bank, National Association, as Certificate Administrator
              34.16 Wells Fargo Bank, National Association, as Custodian
              34.17 Wells Fargo Bank, National Association, as Certificate Administrator for the Boston Park Plaza Mortgage Loan
                   (see Exhibit 34.15)
              34.18 Wells Fargo Bank, National Association, as Custodian for the Boston Park Plaza Mortgage Loan (see Exhibit 34.16)
              34.19 Wells Fargo Bank, National Association, as Master Servicer for the Boston Park Plaza Mortgage Loan
                   (see Exhibit 34.14)

  Exhibit 35 Servicer Compliance Statements.

              35.1 NS Servicing II, LLC as Special Servicer
              35.2 NS Servicing II, LLC, as Special Servicer for the Boston Park Plaza Mortgage Loan (see Exhibit 35.1)
              35.3 U.S. Bank National Association, as Trustee and Certificate Administrator for the
                   Chrysler East Building Mortgage Loan
              35.4 Wells Fargo Bank, National Association, as Master Servicer
              35.5 Wells Fargo Bank, National Association, as Certificate Administrator
              35.6 Wells Fargo Bank, National Association, as Certificate Administrator for the Boston Park Plaza Mortgage Loan
                  (see Exhibit 35.5)
              35.7 Wells Fargo Bank, National Association, as Master Servicer for the Boston Park Plaza Mortgage Loan
                  (see Exhibit 35.4)
