Form 10-K
period 2016-12-31
MORGAN STANLEY BANK OF AMERICA MERRILL LYNCH TRUST 2013-C8
filed 2017-03-21
CIK 1567572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-177707-01

Central Index Key Number of the issuing entity: 0001567572

Morgan Stanley Bank of America Merrill Lynch Trust 2013-C8

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001005007

Banc of America Merrill Lynch Commercial Mortgage Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

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

Not applicable.

EXPLANATORY NOTES

The Boston Park Plaza Mortgage Loan, which constituted approximately 8.3% of the asset pool of the issuing entity as of its cut-off date, is an asset of the issuing entity and is part of a loan combination that includes the Boston Park Plaza Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. This loan combination, including the Boston Park Plaza Mortgage Loan, is being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of the loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to the loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Chrysler East Building Mortgage Loan, which constituted approximately 8.8% of the asset pool of the issuing entity as of its cut-off date.  The Chrysler East Building Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Chrysler East Building Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Morgan Stanley Bank of America Merrill Lynch Trust 2013-C7 transaction, Commission File Number 333-180779-02 (the “MSBAM 2013-C7 Transaction”). This loan combination, including the Chrysler East Building Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSBAM 2013-C7 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the MSBAM 2013-C7 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSBAM 2013-C7 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

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

U.S. Bank National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement.  Pursuant to the Pooling and Servicing Agreement, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Items 1122(d)(1)(iv) (regarding a fidelity bond and errors and omissions policy covering each servicing function participant throughout the reporting period in the amount of coverage required by and otherwise in accordance with the terms of the transaction agreements) and 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB. The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction. As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combination that includes the Chrysler East Building Mortgage Loan, the servicer compliance statement of Midland Loan Services, a Division of PNC Bank, National Association as master servicer of the Chrysler East Building Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Crossings Premium Outlets Mortgage Loan (Loan Number 1 on Appendix I of the prospectus supplement of the registrant relating to the issuing entity filed on February 15, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $17,856,014.00 for the twelve- month period ended December 31, 2016.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and custodian.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of February 1, 2013, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, NS Servicing II, LLC, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 21, 2013 under Commission File No. 333-177707-01 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of January 1, 2013, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and Special Servicer, Situs Holdings, LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Wells Fargo Bank, National Association as Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 12, 2014, under Commission File No. 333-177707-01 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 NS Servicing II, LLC, as Special Servicer

33.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 Situs Holdings, LLC, as Trust Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Boston Park Plaza Mortgage Loan (see Exhibit 33.1)

33.10 NS Servicing II, LLC, as Special Servicer of the Boston Park Plaza Mortgage Loan (see Exhibit 33.2)

33.11 U.S. Bank National Association, as Trustee of the Boston Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Boston Park Plaza Mortgage Loan (see Exhibit 33.4)

33.13 Wells Fargo Bank, National Association, as Custodian of the Boston Park Plaza Mortgage Loan (see Exhibit 33.5)

33.14 Situs Holdings, LLC, as Trust Advisor of the Boston Park Plaza Mortgage Loan (see Exhibit 33.6)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Boston Park Plaza Mortgage Loan (see Exhibit 33.7)

33.16 National Tax Search, LLC, as Servicing Function Participant of the Boston Park Plaza Mortgage Loan (see Exhibit 33.8)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (see Exhibit 33.17)

33.19 U.S. Bank National Association, as Trustee and Certificate Administrator of the Chrysler East Building Mortgage Loan

33.20 Wells Fargo Bank, National Association, as Custodian of the Chrysler East Building Mortgage Loan (see Exhibit 33.5)

33.21 Situs Holdings, LLC, as Trust Advisor of the Chrysler East Building Mortgage Loan (see Exhibit 33.6)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 NS Servicing II, LLC, as Special Servicer

34.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 Situs Holdings, LLC, as Trust Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Boston Park Plaza Mortgage Loan (see Exhibit 34.1)

34.10 NS Servicing II, LLC, as Special Servicer of the Boston Park Plaza Mortgage Loan (see Exhibit 34.2)

34.11 U.S. Bank National Association, as Trustee of the Boston Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Boston Park Plaza Mortgage Loan (see Exhibit 34.4)

34.13 Wells Fargo Bank, National Association, as Custodian of the Boston Park Plaza Mortgage Loan (see Exhibit 34.5)

34.14 Situs Holdings, LLC, as Trust Advisor of the Boston Park Plaza Mortgage Loan (see Exhibit 34.6)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Boston Park Plaza Mortgage Loan (see Exhibit 34.7)

34.16 National Tax Search, LLC, as Servicing Function Participant of the Boston Park Plaza Mortgage Loan (see Exhibit 34.8)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (see Exhibit 34.17)

34.19 U.S. Bank National Association, as Trustee and Certificate Administrator of the Chrysler East Building Mortgage Loan

34.20 Wells Fargo Bank, National Association, as Custodian of the Chrysler East Building Mortgage Loan (see Exhibit 34.5)

34.21 Situs Holdings, LLC, as Trust Advisor of the Chrysler East Building Mortgage Loan (see Exhibit 34.6)

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

35.3 Wells Fargo Bank, National Association, as Certificate Administrator

35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Boston Park Plaza Mortgage Loan (see Exhibit 35.1)

35.5 NS Servicing II, LLC, as Special Servicer of the Boston Park Plaza Mortgage Loan (see Exhibit 35.2)

35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Boston Park Plaza Mortgage Loan (see Exhibit 35.3)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.9 U.S. Bank National Association, as Certificate Administrator of the Chrysler East Building Mortgage Loan

99.1         Mortgage Loan Purchase Agreement, dated as of February 5, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on February 19, 2013,  under Commission File No. 333-177707-01 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of February 5, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on  February 19, 2013, under Commission File No. 333-177707-01 and incorporated by reference herein)

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

Banc of America Merrill Lynch Commercial Mortgage Inc.
(Depositor)

/s/ Leland F. Bunch, III

Leland F. Bunch, III, President and Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 21, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of February 1, 2013, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, NS Servicing II, LLC, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 21, 2013 under Commission File No. 333-177707-01 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of January 1, 2013, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer and Special Servicer, Situs Holdings, LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent, and Wells Fargo Bank, National Association as Custodian (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on March 12, 2014, under Commission File No. 333-177707-01 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 NS Servicing II, LLC, as Special Servicer

33.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 Situs Holdings, LLC, as Trust Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 Wells Fargo Bank, National Association, as Primary Servicer of the Boston Park Plaza Mortgage Loan (see Exhibit 33.1)

33.10 NS Servicing II, LLC, as Special Servicer of the Boston Park Plaza Mortgage Loan (see Exhibit 33.2)

33.11 U.S. Bank National Association, as Trustee of the Boston Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Boston Park Plaza Mortgage Loan (see Exhibit 33.4)

33.13 Wells Fargo Bank, National Association, as Custodian of the Boston Park Plaza Mortgage Loan (see Exhibit 33.5)

33.14 Situs Holdings, LLC, as Trust Advisor of the Boston Park Plaza Mortgage Loan (see Exhibit 33.6)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Boston Park Plaza Mortgage Loan (see Exhibit 33.7)

33.16 National Tax Search, LLC, as Servicing Function Participant of the Boston Park Plaza Mortgage Loan (see Exhibit 33.8)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan

33.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (see Exhibit 33.17)

33.19 U.S. Bank National Association, as Trustee and Certificate Administrator of the Chrysler East Building Mortgage Loan

33.20 Wells Fargo Bank, National Association, as Custodian of the Chrysler East Building Mortgage Loan (see Exhibit 33.5)

33.21 Situs Holdings, LLC, as Trust Advisor of the Chrysler East Building Mortgage Loan (see Exhibit 33.6)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 NS Servicing II, LLC, as Special Servicer

34.3 U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 Situs Holdings, LLC, as Trust Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 Wells Fargo Bank, National Association, as Primary Servicer of the Boston Park Plaza Mortgage Loan (see Exhibit 34.1)

34.10 NS Servicing II, LLC, as Special Servicer of the Boston Park Plaza Mortgage Loan (see Exhibit 34.2)

34.11 U.S. Bank National Association, as Trustee of the Boston Park Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Boston Park Plaza Mortgage Loan (see Exhibit 34.4)

34.13 Wells Fargo Bank, National Association, as Custodian of the Boston Park Plaza Mortgage Loan (see Exhibit 34.5)

34.14 Situs Holdings, LLC, as Trust Advisor of the Boston Park Plaza Mortgage Loan (see Exhibit 34.6)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Boston Park Plaza Mortgage Loan (see Exhibit 34.7)

34.16 National Tax Search, LLC, as Servicing Function Participant of the Boston Park Plaza Mortgage Loan (see Exhibit 34.8)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan

34.18 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (see Exhibit 34.17)

34.19 U.S. Bank National Association, as Trustee and Certificate Administrator of the Chrysler East Building Mortgage Loan

34.20 Wells Fargo Bank, National Association, as Custodian of the Chrysler East Building Mortgage Loan (see Exhibit 34.5)

34.21 Situs Holdings, LLC, as Trust Advisor of the Chrysler East Building Mortgage Loan (see Exhibit 34.6)

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

35.3 Wells Fargo Bank, National Association, as Certificate Administrator

35.4 Wells Fargo Bank, National Association, as Primary Servicer of the Boston Park Plaza Mortgage Loan (see Exhibit 35.1)

35.5 NS Servicing II, LLC, as Special Servicer of the Boston Park Plaza Mortgage Loan (see Exhibit 35.2)

35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the Boston Park Plaza Mortgage Loan (see Exhibit 35.3)

35.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.8 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.9 U.S. Bank National Association, as Certificate Administrator of the Chrysler East Building Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of February 5, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Bank of America, National Association (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on February 19, 2013, under Commission File No. 333-177707-01 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of February 5, 2013, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on February 19, 2013, under Commission File No. 333-177707-01 and incorporated by reference herein)