Form 10-K/A
period 2017-12-31
MORGAN STANLEY BANK OF AMERICA MERRILL LYNCH TRUST 2013-C8
filed 2018-03-29
CIK 1567572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on March 28, 2017 (the “Original Form 10-K”) is to remove references and exhibits under Item 15 in the Original Form 10-K with respect to the Boston Park Plaza Mortgage Loan. The Boston Park Plaza Mortgage Loan was not an asset of the issuing entity during the reporting period and was not serviced under the Pooling and Servicing Agreement.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.2         NS Servicing II, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.3         U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.6         Situs Holdings, LLC, as Trust Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan (filed as Exhibit 33.17 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (filed as Exhibit 33.18 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.11       U.S. Bank National Association, as Trustee and Certificate Administrator of the Chrysler East Building Mortgage Loan (filed as Exhibit 33.19 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.12       Wells Fargo Bank, National Association, as Custodian of the Chrysler East Building Mortgage Loan (filed as Exhibit 33.20 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.13       Situs Holdings, LLC, as Trust Advisor of the Chrysler East Building Mortgage Loan (filed as Exhibit 33.21 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.2         NS Servicing II, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.3         U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.6         Situs Holdings, LLC, as Trust Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan (filed as Exhibit 34.17 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (filed as Exhibit 34.18 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.11       U.S. Bank National Association, as Trustee and Certificate Administrator of the Chrysler East Building Mortgage Loan (filed as Exhibit 34.19 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.12       Wells Fargo Bank, National Association, as Custodian of the Chrysler East Building Mortgage Loan (filed as Exhibit 34.20 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.13       Situs Holdings, LLC, as Trust Advisor of the Chrysler East Building Mortgage Loan (filed as Exhibit 34.21 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

35.2         NS Servicing II, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

35.6         U.S. Bank National Association, as Certificate Administrator of the Chrysler East Building Mortgage Loan (filed as Exhibit 35.9 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

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

Date: March 29, 2018

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

33.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.2         NS Servicing II, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.3         U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.6         Situs Holdings, LLC, as Trust Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan (filed as Exhibit 33.17 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (filed as Exhibit 33.18 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.11       U.S. Bank National Association, as Trustee and Certificate Administrator of the Chrysler East Building Mortgage Loan (filed as Exhibit 33.19 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.12       Wells Fargo Bank, National Association, as Custodian of the Chrysler East Building Mortgage Loan (filed as Exhibit 33.20 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

33.13       Situs Holdings, LLC, as Trust Advisor of the Chrysler East Building Mortgage Loan (filed as Exhibit 33.21 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.2         NS Servicing II, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.3         U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.6         Situs Holdings, LLC, as Trust Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan (filed as Exhibit 34.17 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (filed as Exhibit 34.18 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.11       U.S. Bank National Association, as Trustee and Certificate Administrator of the Chrysler East Building Mortgage Loan (filed as Exhibit 34.19 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.12       Wells Fargo Bank, National Association, as Custodian of the Chrysler East Building Mortgage Loan (filed as Exhibit 34.20 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

34.13       Situs Holdings, LLC, as Trust Advisor of the Chrysler East Building Mortgage Loan (filed as Exhibit 34.21 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

35.2         NS Servicing II, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

35.4         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K)

35.6         U.S. Bank National Association, as Certificate Administrator of the Chrysler East Building Mortgage Loan (filed as Exhibit 35.9 to the Original 10-K under Commission File No. 333-177707-01 and incorporated by reference herein)

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