Form 10-K
period 2018-12-31
MORGAN STANLEY BANK OF AMERICA MERRILL LYNCH TRUST 2013-C8
filed 2019-03-25
CIK 1567572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Not applicable.

EXPLANATORY NOTES

The Boston Park Plaza Mortgage Loan, previously an asset of the issuing entity being serviced under the Pooling and Servicing Agreement, was not an asset of the issuing entity during the reporting period and is omitted from this Annual Report on Form 10-K and will be omitted from subsequent Annual Reports on Form 10-K.

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

NS Servicing II, LLC (“NS Servicing”) acted as special servicer under the Pooling and Servicing Agreement prior to January 18, 2018, the date as of which NS Servicing was removed as special servicer under the Pooling and Servicing Agreement and replaced by Colony NorthStar AMC OPCO, LLC (“Colony NorthStar”). In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), NS Servicing’s servicing percentage must be reduced pro rata because it was only acting as an unaffiliated special servicer from January 1, 2018 through January 18, 2018. As a result, NS Servicing falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.  In addition NS Servicing is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.  Included in this Annual Report on Form 10-K for the period from January 18, 2018 to December 31, 2018 are an assessment of compliance with applicable servicing criteria, an accountants’ attestation reports on assessment of compliance with applicable servicing criteria and a servicer compliance statement of Colony NorthStar for the reporting period January 18, 2018 through December 31, 2018.

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

With respect to NS Servicing II, LLC as special servicer under the Pooling and Servicing Agreement prior to January 18, 2018 and the pari passu loan combination that includes the Chrysler East Building Mortgage Loan (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of NS Servicing II, LLC as special servicer under the Pooling and Servicing Agreement prior to January 18, 2018  listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statement of NS Servicing II, LLC as special servicer under the Pooling and Servicing Agreement prior to January 18, 2018 listed on the Exhibit Index is omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above and the servicer compliance statement of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer and special servicer of the Chrysler East Building Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Crossings Premium Outlets Mortgage Loan (Loan Number 1 on Appendix I of the prospectus supplement of the registrant relating to the issuing entity filed on February 15, 2013 pursuant to Rule 424(b)(5)) constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB as disclosed in the prospectus supplement. In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $18,059,551 for the twelve- month period ended December 31, 2018.

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

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts.  The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo.  The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality.  The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above.  Previously, U.S. Bank disclosed that the most substantial case was:  BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S. Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court.  Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in. good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue.  The settlement agreement is subject to court approval.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         NS Servicing II, LLC, as Special Servicer prior to January 18, 2018 (Omitted. See Explanatory Notes.)

33.3         Colony NorthStar AMC OPCO, LLC, as Special Servicer on and after January 18, 2018

33.4         U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Situs Holdings, LLC, as Trust Advisor

33.8         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9         National Tax Search, LLC, as Servicing Function Participant

33.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan

33.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (see Exhibit 33.10)

33.12       U.S. Bank National Association, as Trustee and Certificate Administrator of the Chrysler East Building Mortgage Loan

33.13       Wells Fargo Bank, National Association, as Custodian of the Chrysler East Building Mortgage Loan (see Exhibit 33.6)

33.14       Situs Holdings, LLC, as Trust Advisor of the Chrysler East Building Mortgage Loan (see Exhibit 33.7)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         NS Servicing II, LLC, as Special Servicer prior to January 18, 2018 (Omitted. See Explanatory Notes.)

34.3         Colony NorthStar AMC OPCO, LLC, as Special Servicer on and after January 18, 2018

34.4         U.S. Bank National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Situs Holdings, LLC, as Trust Advisor

34.8         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9         National Tax Search, LLC, as Servicing Function Participant

34.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan

34.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (see Exhibit 34.10)

34.12       U.S. Bank National Association, as Trustee and Certificate Administrator of the Chrysler East Building Mortgage Loan

34.13       Wells Fargo Bank, National Association, as Custodian of the Chrysler East Building Mortgage Loan (see Exhibit 34.6)

34.14       Situs Holdings, LLC, as Trust Advisor of the Chrysler East Building Mortgage Loan (see Exhibit 34.7)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         NS Servicing II, LLC, as Special Servicer prior to January 18, 2018 (Omitted. See Explanatory Notes.)

35.3         Colony NorthStar AMC OPCO, LLC, as Special Servicer on and after January 18, 2018

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chrysler East Building Mortgage Loan (Omitted. See Explanatory Notes.)

35.6         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chrysler East Building Mortgage Loan (Omitted. See Explanatory Notes.)

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

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above.

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

Date: March 25, 2019