Form 10-K/A
period 2019-12-31
MORGAN STANLEY BANK OF AMERICA MERRILL LYNCH TRUST 2013-C8
filed 2020-05-04
CIK 1567572

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The sole purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020 (the “Original Form 10-K”) is to provide the report on assessment of compliance with servicing criteria for asset-backed securities, attestation report on assessment of compliance with servicing criteria for asset-backed securities or servicer compliance statement of Colony Capital AMC OPCO, LLC (f/k/a Colony NorthStar AMC OPCO, LLC), as special servicer (“Colony”), in reliance on the Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies, Release No. 34-88465, dated March 25, 2020.  The Registrant understands from Colony that due to limited availability of parties and other limitations associated with COVID-19, it was unable to provide such reports by the filing deadline at the time the Original 10-K was filed. Except as described above, no other changes are being made to the Original Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Colony discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

Certain monthly reconciliations were found to not have evidence of review, in conflict with Item 1122(d)(2)(vii).

The identified instance did involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Colony reviewed each of the three transactions that occurred during the month that was not reviewed. Each of the transactions were independently reviewed over the course of the month, but the month end reconciliation was not. Colony believes that the review of the reconciliation should have been evidenced, but due to the minimal activity in the account during the month, the independent review of the three transactions is adequate and appropriate.

Item 15. Exhibits, Financial Statement Schedules

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Colony Capital AMC OPCO, LLC (f/k/a Colony NorthStar AMC OPCO, LLC), as Special Servicer

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Colony Capital AMC OPCO, LLC (f/k/a Colony NorthStar AMC OPCO, LLC), as Special Servicer

35            Servicer compliance statements.

35.1         Colony Capital AMC OPCO, LLC (f/k/a Colony NorthStar AMC OPCO, LLC), as Special Servicer

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

Date: May 4, 2020